Form 10-K/A
period 2000-12-31
COMMERCIAL MORTGAGE PASS THRU CERTIFICATES SERIES 2000 WF2
filed 2002-07-29
CIK 1124814

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 Amendment No.1


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
        (Exact name of registrant as specified in its charter)

                                   90-0024769
                                   90-0024697
New York                           90-0024707
(State or other jurisdiction     (I.R.S. Employer
 of incorporation or              Identification  No.)
 organization)

c/o Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Road
Columbia, Maryland                            21045
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

     Yes   X          No ___


This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 19, 2001, on behalf of Bear Stearns Commercial Mortgage Securities Inc. Series 2000-WF2 established pursuant to the Pooling and Servicing Agreement among Bear Stearns Commercial Mortgage Securities Inc. as Depositor, Wells Fargo Bank, N.A. as Servicer, GMAC Commercial Mortgage Corporation as Special Servicer, LaSalle Bank National Association as Trustee, ABN AMRO Bank N.V. as Fiscal Agent, and Norwest Bank Minnesota, N.A. as Paying Agent, pursuant to which the Bear Stearns Commercial Mortgage Securities Inc. Series 2000-WF2 registered under the Securities Act of 1933 (the "Certificates") were issued.


Item 14 of the original Form 10K is amended in its entirety to read as follows:

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

              (99.2) Report  of  Management   as  to  Compliance   with  Minimum
                     Servicing Standards for the year ended December 31, 2000.

                     a)  Wells Fargo Bank Minnesota, NA  <F1>
                     b)  GMAC Commercial Mortgage Corporation <F1>


              (99.3) Annual  Statements  of  Compliance  under the  Pooling  and
                     Servicing Agreements for the year ended December 31, 2000.

                     a)  Wells Fargo Bank Minnesota, NA  <F1>
                     b)  GMAC Commercial Mortgage Corporation <F1>


              (99.4) Aggregate Statement of Principal and Interest Distributions
                     to Certificate Holders. <F2>

            (b) On September 25, 2000, a report on Form 8-K was filed in order to provide the Pooling and Servicing Agreement for the Certificates.

                On November 29, 2000, and December 28, 2000 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates.

            (c) Not applicable.

            (d)  Omitted.

<F1>  Filed herewith.
<F2>  Previously filed.

                           SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Bear Stearns Commercial Mortgage Securities Inc.
Commercial Mortgage Pass-Through Certificates
Series 2000-WF2

Signed:   Wells Fargo Bank Minnesota, N.A., as Paying Agent

By:   Beth Belfield, Assistant Vice President
By:  /s/  Beth Belfield, Assistant Vice President

Dated:  July 18, 2002


Exhibit Index

Exhibit No.

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2000.

                     a)  Wells Fargo Bank Minnesota, NA  <F1>
                     b)  GMAC Commercial Mortgage Corporation <F1>


99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 2000.

                     a)  Wells Fargo Bank Minnesota, NA  <F1>
                     b)  GMAC Commercial Mortgage Corporation <F1>


99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 2000.

                     a)  Wells Fargo Bank Minnesota, NA  <F1>
                     b)  GMAC Commercial Mortgage Corporation <F1>


99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders.<F2>

<F1>  Filed herewith.
<F2>  Previously filed.



EX-99.1 (a)

2500 Ruan Center
666 Grand Avenue
Des Moines, IA 50309


INDEPENDENT ACCOUNTANTS' REPORT

The Board of Directors
Wells Fargo Home Mortgage:

We have examined management's assertion about Wells Fargo Home Mortgage's compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2000, included in the accompanying management assertion. Management is responsible for Wells Fargo Home Mortgage's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Wells Fargo Home Mortgage's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Wells Fargo Home Mortgage's compliance with the minimum servicing standards.

In our opinion, management's assertion that Wells Fargo Home Mortgage complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2000, is fairly stated, in all material respects.

January 16, 2001


EX-99.1 (b)

PRICEWATERHOUSECOOPERS  (LOGO)


PricewaterhouseCoopers LLP
1441 Main Street, Suite 705
Columbia SC 29201
Telephone (803) 779 0930


Report of Independent Accountants


To the Board of Directors and Stockholder of GMAC Mortgage Corporation:


We have examined management's assertion about GMAC Mortgage Corporation and its subsidiaries' (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers's Association of America's Uniform Single Attestation Program for Mortgage Bankers("USAP") exclusive of standards I.4., III.3., III.4., V.3. and V.4., (collectively the "Applicable Standards") solely for the purposes of servicing the home equity loans underlying the Consumer Lending Portfolio as of and for the year ended December 31, 2000 included in the accompanying management assertion (see Exhibit 1).

As the loans applicable to management's assertion are home equity loans, rather than first mortgage loans, certain USAP minimum servicing standards relating to escrows are not applicable. Therefore, USAP minimum servicing standards I.4., III.3., III.4., V.3. and V.4., were not addressed during our examination. Further, management's assertion and this report relate only to the servicing of home equity loans underlying the Notes and not loans in the general consumer loan servicing population.

Management is responsible for the Company's compliance with those Applicable Standards. Our responsibility is to express an opinion exclusively on management's assertion about the entity's compliance with the Applicable Standards based on our examination

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the Applicable Standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the Applicable Standards.

In our opinion, management's assertion that the Company complied with the Applicable Standards solely for the purpose of servicing loans underlying the Consumer Lending Portfolio as of and for the year ended December 31, 2000 is fairly stated, in all material respects.

March 26, 2001



EX-99.2 (a)

      Wells Fargo Home Mortgage   (logo)
      1 Home Campus
      Des Moine, IA 50328-0001


                          Management Assertion



      As of, and for the year ended December 31,2000, Wells Fargo Home Mortgage has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of, and for the same period, Wells Fargo Home Mortgage had in effect a fidelity bond along with an errors and omissions policy in the amounts of $50 million and $10 million, respectively.



     Pete Wissinger                                    January 16, 2001
     Chief Executive                                   Date


     Geoff Dreyer                                      January 16, 2001
     Chief Financial Officer                           Date


     Mike Heid                                         January 16, 2001
     Executive Vice President Loan Servicing           Date


EX-99.2 (b)

GMAC Mortgage   (logo)

Exhibit I



Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards


March 26, 2001


As of and for the year ended December 31, 2000, GMAC Mortgage Corporation and its subsidiaries (the "Company") have complied in all material respects with the minimum servicing standards (the "Standards") set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, the Company had in effect fidelity bond and errors and omissions policy in the amounts of $150,000,000 and $50,000,000, respectively.



David Applegate
Chairman and CEO



Tony Renzi
Senior Vice President of
Servicing Adminstration


EX-99.3 (a)

      WELLS FARGO HOME MORTGAGE (Logo)
      One Home Campus
      Des Moines, IA 50328-0001



      March 20, 2001



      Re: 2000 Annual Certification

      We hereby certify to the best of our knowledge and belief that for the calendar year of 2000:

      1. All real estate taxes, bonds assessments and other lienable items have been paid.

      2. All FHA mortgage insurance, private mortgage insurance premiums, and flood insurance have been paid (if applicable).

      3. Hazard insurance policies held by us meet the requirements as specified in the servicing agreement or those of a normal prudent lender if not specified, and those premiums due have been paid.

      4. We have made all property inspections as required.

      5. Fidelity bond and Errors and Omissions insurance coverage currently exists.

      6. That the Officer signing this certificate has reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide or similar agreements and to the best of this officer's knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations of such agreement throughout the year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported.




      Sincerely,


      John B. Brown
      Vice President
      Wells Fargo Home Mortgage, Inc.



EX-99.3 (b)

GMAC
Mortgage (logo)


Contract Administration Department

GMAC Mortgage Corporation
500 Enterprise Road
Suite 150
P.O. BOX 969
Horsham, PA 19044-0969


March 31, 2001


RESIDENTIAL ASSET MORTGAGE
8400 NORMANDALE LAKE BLVD
SUITE 600
MINNEAPOLIS, MN 55437




                 Officers Statement of Compliance
                         Year Ending 2000

Please find below our annual Officers Statement of Compliance for the year ending 2000 with respect to the mortgage loans serviced by GMAC Mortgage Corporation ("GMACM") for your institution.

1. A review of the activities of the Seller/Servicer during the preceding calendar year and of performance according to the Seller/Servicer contract has been made with the undersigned Officer's supervision, and

2. To the best of the undersigned Officer's knowledge, based on such review, the Seller/Servicer has fulfilled all its obligations under the Guides for such year, or if there has been a default in the fulfillment of any such obligation, such default is listed below, and

3. If applicable, GMACM has filed the information returns with respect to the receipt of mortgage interest pursuant to Sections 6050H, 6050J and 6050P of the Code, received in a trade or business, reports of foreclosures and abandonment's of any Mortgaged Property and the information returns relating to cancellation of indebtedness income with respect to any Mortgaged Property.


Known Default           Status              Steps Being Taken To Cure Default

(None)




Servicer:  GMAC Mortgage Corporation
Name:      Michael Kacergis
Title:     Assistant Vice President